Form 10-K
period 2009-12-31
STRUCTURED PROD CORTS TR II FOR PROVIDENT FINANCING TRUST I
filed 2010-03-30
CIK 1283601

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2009	001-32090

STRUCTURED PRODUCTS CORP.,

on behalf of

CorTS Trust II For Provident Financing Trust I

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich Street New York, New York 10013
(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:
212-816-7496

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
CorTS Trust II For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities (CorTS) Certificates	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X [1]	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                                                                                Yes  ☒      No  ☐

 [Rule 405 of Regulation S-T is not applicable.]

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer  ☐

Non-accelerated filer  ☒  (Do not check if a smaller reporting company)

Smaller reporting company  ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                Yes  ☐    No  ☒

                State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not Applicable.

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Documents Incorporated by Reference

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

Introductory Note

Structured Products Corp. (the “Depositor”) is the depositor under the Base Trust Agreement, dated as of December 15, 2000, as supplemented by the CorTS Supplement 2001-9, dated as of March 21, 2001, by and between the Depositor and U.S. Bank Trust National Association, as Trustee (the “Trustee”), providing for the issuance of the CorTS Trust II For Provident Financing Trust I, UnumProvident Corporate-Backed Trust Securities (CorTS) Certificates (the “Certificates”) and is the depositor for the Certificates (the “Registrant”). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

[1] Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable”.

The issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For information on the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the issuer(s) of the underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each trust, the issuer(s) or guarantor, or successor thereto, of the related underlying security, and its respective Exchange Act file numbers, if applicable.

Underlying Securities Issuer(s) or Guarantor, or successor thereto	Exchange Act File Number
Unum Group	001-11294

PART I

Item 1.	Business

None

Item 2.	Properties

None

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters To A Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Certificates are listed on the New York Stock Exchange.

Item 6.	Selected Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

                         None

Item 8.	Financial Statements and Supplementary Data

None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures.

         Not applicable.

Item 9B.         Other Information.

         None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None

Item 11.	Executive Compensation

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by Item 201(d) of Regulation S-X: Not applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a) The following documents are also filed as part of this Report:

3. Exhibits:

31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee.

(b) The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the March 16, 2009 Distribution Date filed on Form 8-K on March 24, 2009.
2.	Trustee’s Distribution Statement for the September 15, 2009 Distribution Date filed on Form 8-K on September 23, 2009.

(c)	See item 15(a)(3) above.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 30, 2010	/s/ Stanley Louie
Name: Stanley Louie
Title: Vice President, Finance Officer
(senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.