Form 10-K
period 2011-12-31
STRUCTURED PROD CORTS TR II FOR PROVIDENT FINANCING TRUST I
filed 2012-03-26
CIK 1283601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2011	001-32090

STRUCTURED PRODUCTS CORP.,
on behalf of

CorTS Trust II For Provident Financing Trust I

(Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

390 Greenwich Street
New York, New York 10013
(Address of principal executive offices) (zip code)

Registrant's telephone number including area code:

212-723-4070

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

CorTS Trust II For Provident Financing Trust I,	New York Stock Exchange
UnumProvident Corporate-Backed Trust Securities
(CorTS) Certificates

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒1	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☒	No	☐
[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒
[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
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

Underlying Securities Issuer(s) or Guarantor, or successor thereto	Exchange Act File Number
Unum Group	001-11294

PART I

Item 1.	Business

None

Item 1A.	Risk Factors

None

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

None

Item 3.	Legal Proceedings

None

Item 4.	Mine Safety Disclosures

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Certificates are listed on the New York Stock Exchange.

Item 6.	Selected Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 8.	Financial Statements and Supplementary Data

None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None

Item 14.	Principal Accounting Fees and Services

Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)	The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the March 15, 2011 Distribution Date filed on Form 8-K on March 21, 2011.
2.	Trustee’s Distribution Statement for the September 15, 2011 Distribution Date filed on Form 8-K on September 20, 2011.

(c)	See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 20, 2012	By:	/s/ Stanley Louie
Name:	Stanley Louie
Title:	Vice President, Finance Officer
(senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.