Form 10-K
period 2012-12-31
STRUCTURED PROD CORTS TR II FOR PROVIDENT FINANCING TRUST I
filed 2013-03-26
CIK 1283601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2012	001-32090

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

Yes	☒	1	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

1Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation (“CABCO”) (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K.  Such items are designated herein as “Not Applicable”.

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

Underlying Securities Issuer(s) or Guarantor, or successor thereto	Exchange Act File Number
Unum Group	001-11294

PART I

Item 1.	Business

None.

Item 1A.	Risk Factors

None.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

None.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates representing investors’ interest in the Trust are represented by one or more physical Certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company.

The Certificates are listed on the New York Stock Exchange.

Item 6.	Selected Financial Data

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

None.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable.
Information required by Item 403 of Regulation S-X: None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

Not Applicable.

PART IV

Item 15.		Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)	The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Distribution Statement for the March 15, 2012 Distribution Date filed on Form 8-K on March 19, 2012.
2.	Trustee’s Distribution Statement for the September 17, 2012 Distribution Date filed on Form 8-K on September 19, 2012.

(c)	See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 20, 2013	By:	/s/ Stanley Louie
	Name:	Stanley Louie
	Title:	Vice President, Finance Officer (senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.