Form 10-K
period 2014-12-31
STRUCTURED PROD CORTS TR II FOR PROVIDENT FINANCING TRUST I
filed 2015-03-27
CIK 1283601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2014	001-32090

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

The Certificates are listed on the New York Stock Exchange.

Item 6.	Selected Financial Data

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

None.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable.
Information required by Item 403 of Regulation S-X: None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

Not Applicable.

PART IV

Item 15.		Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)	The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1.	Trustee’s Notice for the March 13, 2014 Conditional Notice of Warrant Exercise filed on Form 8-K on March 14, 2014.
2	Trustee’s Distribution Statement for the March 17, 2014 Distribution filed on Form 8-K on March 21, 2014.
3	Trustee’s Distribution Statement for the April 2, 2014 Distribution Date filed on Form 8-K on April 3, 2014.
4.	Trustee’s Notice for the April 14, 2014 Conditional Notice of Warrant Exercise filed on Form 8-K on April 16, 2014.
5.	Trustee’s Distribution Statement for the May 1, 2014 Distribution Date filed on Form 8-K on May 6, 2014.
6.	Trustee’s Distribution Statement for the September 15, 2014 Distribution Date filed on Form 8-K on September 23, 2014.

(c)	See item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 26, 2015	By:	/s/ Stanley Louie
	Name:	Stanley Louie
	Title:	Vice President, Finance Officer (senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.