Form 10-K
period 2015-12-31
STRUCTURED PROD CORTS TR II FOR PROVIDENT FINANCING TRUST I
filed 2016-03-28
CIK 1283601

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	Commission File Number:
December 31, 2015	001-32090

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

Yes	☒[1]	No	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

		Yes		☒	No	☐
[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.

☒
[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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
Documents Incorporated by Reference
The distribution reports and notices to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10‑Q, which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

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

The Certificates are listed on the New York Stock Exchange.

Item 6.	Selected Financial Data

None.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Not Applicable.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

None.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Not applicable.

Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

None.

Item 11.	Executive Compensation

Not Applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Item 201(d) of Regulation S-X: Not applicable.
Information required by Item 403 of Regulation S-X: None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.	Principal Accounting Fees and Services

Not Applicable.

PART IV
Item 15.		Exhibits, Financial Schedules and Reports on Form 8-K

(a)	The following documents are also filed as part of this Report:

	3.	Exhibits:

		31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		99.1	Annual Compliance Report by Trustee.

(b)	The following reports on Form 8-K were filed during the period covered by this report and are hereby incorporated by reference:

1	Trustee's Distribution Statement for the March 16, 2015 Distribution filed on Form 8-K on March 23, 2015.
2.	Trustee's Distribution Statement for the September 15, 2015 Distribution Date filed on Form 8-K on September 25, 2015.

(c)	See item 15(a)(3) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Structured Products Corp., as Depositor

Dated: March 28, 2016	By:	/s/ Jee-Won Yang
	Name:	Jee-Won Yang
	Title:	Vice President, Finance Officer (senior officer in charge of securitization function of the Depositor)

EXHIBIT INDEX

Exhibit		Page
31.1	Certification by Vice President and Finance Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1	Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241.

Exhibit 31.1
CERTIFICATION
I, Jee-Won Yang, certify that:
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
3.            Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports; and
4.            I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and trustee have each fulfilled its obligations under that agreement.
In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.

By:	/s/ Jee-Won Yang
Name:	Jee-Won Yang
Title:	Vice President, Finance Officer (senior officer in charge of securitization function of the Depositor)
Date:	March 28, 2016

Exhibit 99.1
ANNUAL COMPLIANCE REPORT
The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to CorTS Trust II For Provident Financing Trust I, on whose behalf  Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2015 (the "Annual Report"), certifies as follows:
1.            The Trustee is the trustee under the trust agreement.
2.            Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.

/s/ Janet P. O'Hara
Name:	Janet P. O'Hara
Title:	Vice President
Date:	February 17, 2016